Form 10-K
period 2000-12-31
STRUCTURED ASSET MORT INV INC MORT PASS THR CERT SER 1999 4
filed 2004-02-11
CIK 1089834

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K



[ x  ]   Annual reports pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal Year ended December 31, 2000

or

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

Yes      X                 No
      -----                     -----

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

         Records provided to the Trust by the DTC and Trustee indicate that as of December 31, 2000, the number of holders of record for each class of Certificates were as follows.

         Class A-1                  2
         Class A-2                  1
         Class A-3                  1
         Class A-4                  14
         Class A-5                  1
         Class A-6                  2
         Class A-7                  4
         Class B-1                  1
         Class B-2                  1
         Class B-3                  1
         Class B-4                  1
         Class B-5                  1
         Class B-6                  1
         Class P                    1
         Class R                    1
         Class X-1                  1
         Class X-2                  1


         Total:                     35

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedule, and reports on Form 8-K.

         (a)      Exhibits

         (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                  a) Alliance Mortgage Company
                  b) Impac Funding Corporation

         (99.2) Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

a)       Alliance Mortgage Company
b)       Impac Funding Corporation

         (99.3) Annual Statement of Compliance under the Pooling and Servicing Agreement for the year ended December 31, 2000.

                  a) Alliance Mortgage Company
                  b) Impac Funding Corporation

         (99.4) Aggregate Statement of Principal and Interest Distribution to Certificatesholders.

         (b) On November 15, 2000, December 15, 2000 and January 17, 2001 a report on Form 8-K was filed by the Company in order to provide the statement for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

                               STRUCTURED ASSET MORTGAGE INVESTMENTS INC.
                                                          (Registrant)


                                By: /s/ Jeffrey Mayer
                                   -------------------------------------
                                Name: Jeffrey Mayer
                                Title:   President

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

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

Wells Fargo Bank Minnesota, N.A. as Master Servicer


Date: December 4, 2003


                             By: /s/ Jeffrey Mayer
                                -----------------------------------------------
                             Name: Jeffrey Mayer
                             Company: Structured Asset Mortgage Investments Inc.
                             Title: President